Form 10-K
Fremont Home Loan Trust 2006-3
filed 2007-04-02
CIK 1376978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                      Commission file number: 333-130961-25

                       Fremont Home Equity Loan Trust 2006-3
            (Exact name of issuing entity as specified in its Charter)

                       Financial Asset Securities Corp.
               (Exact name of depositor as specified in its Charter)

                      Greenwich Capital Financial Products, Inc.
               (Exact name of sponsor as specified in its Charter)

                  Delaware                                06-1442101
        (State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization)              Identification Number)

          600 Steamboat Road
          Greenwich, Connecticut                         06830
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     This report omits to disclose the Attestation Report of Fremont Investment & Loan required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Additional Items Required by General Instruction J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     Recent Events Relating to Fremont Investment & Loan

       Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General Corporation ("Fremont General"), the parent of Fremont Investment & Loan ("Fremont"), announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Pursuant to a Form 8-K filed on March 16, 2007, Fremont General announced that it would not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 before its extended deadline of April 17, 2007.

       Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business. Fremont General is are engaged in discussions with various parties regarding the sale or other disposition of the residential loan origination platform and has engaged Credit Suisse Securities LLC in connection therewith; however, there can be no assurance that Fremont General or its afiliates will be able to enter into any transaction involving its residential loan origination platform.

       Additionally, on March 7, 2006, Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, have consented to the terms of a cease and desist order issued by the Federal Deposit Insurance Corporation without admitting to the allegations contained therein. The cease and desist order requires, among other things, Fremont to cease and desist from the following:

      o Operating with management whose policies and practices are detrimental to Fremont;

      o Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

      o Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

      o Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

      o     Operating with a large volume of poor quality loans;

      o     Engaging in unsatisfactory lending practices;

      o Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      o Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;

      o Operating in such a manner as to produce low and unsustainable earnings;

      o Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      o Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and
            (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

      o Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

      o Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

      o Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

       The cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6)implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio;
     (8) implementing a policy covering Fremont's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11)implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

       Further, Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

       In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

This report on Form 10-K omits the Item 1122 attestation report (the "Attestation Report") required by Regulation AB for Fremont Investment & Loan ("Fremont"), the interim servicer of the mortgage loans under the pooling and servicing agreement from September 1, 2006 until December 31, 2006 (with respect to approximately 66% of the mortgage loans) or January 31, 2007 (with respect to approximately 34% of the mortgage loans).

Fremont has informed the Registrant that the accounting firm that was scheduled to deliver the Attestation Report informed Fremont it was resigning from its engagement during the last week of March, and Fremont has not yet been able to engage an alternative accounting firm to prepare the Attestation Report. Fremont is contractually obligated to provide the Registrant with an Attestation Report by one or more registered public accounting firms related to its assessment of compliance. Fremont is in breach of those obligations. The Registrant has taken the following measures in an attempt to obtain Fremont's Attestation Report meeting the Item 1122 requirements: suggested alternative registered public accounting firms to issue the Attestation Report, attempted to contact Fremont's current accounting firm for an explanation as to why the Attestation Report can not be delivered and held numerous conferences with Fremont's senior management to discuss the implications of not delivering the Attestation Report and all possible alternatives. Despite these measures, the Registrant has been informed by senior management of Fremont that the Attestation Report will not be delivered by Fremont on or prior to the 10-K filing deadline.

Fremont is not an affiliate of the Registrant.

The Registrant cannot obtain a compliant Attestation Report from Fremont through any other steps available to it without unreasonable effort or expense. The Registrant is continuing to work with Fremont and its senior management to obtain the Attestation Report by no later than the extended filing deadline of April 17, 2007.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits

         4 Pooling and Servicing Agreement, dated as of September 1, 2006, among Financial Asset Securities Corp., Deutsche Bank National Trust Company and Wells Fargo Bank, N.A. (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K/A of the registrant, as filed with the Commission on November 13, 2006 and as amended on January 24, 2007).

        10 Incorporated by reference as Exhibit (4).

        31   Section 302 Certification.

        33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.2 Credit Risk Manager's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.2 Credit Risk Manager's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.3 Trustee's Annual Attestation Report on Assessment of
             Compliance with Servicing Criteria for Year End December 31, 2006.

        35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.









                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Financial Asset Securities Corp.

                                      By:  /s/ Robert McGinnis
                                           Robert McGinnis
                                           President

     Date: March 30, 2007











     EXHIBIT INDEX

     Exhibit Document

      4 Pooling and Servicing Agreement, dated as of September 1, 2006, among Financial Asset Securities Corp., Deutsche Bank National Trust Company and Wells Fargo Bank, N.A. (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K/A of the registrant, as filed with the Commission on November 13, 2006 and as amended on January 24, 2007).

      10   Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Credit Risk Manager's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.2 Credit Risk Manager's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2006.