Form 10-K/A
Fremont Home Loan Trust 2006-3
filed 2007-06-07
CIK 1376978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A

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

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     Pursuant to the terms of the Pooling and Servicing Agreement, Wells Fargo Bank, N.A. succeeded Fremont Investment & Loan as servicer on January 1, 2007 and February 1, 2007.

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

        Pursuant to a Form 12b-25 filed on May 11, 2007, Fremont General Corporation ("Fremont General"), the parent of Fremont Investment & Loan ("Fremont"), announced that it was delaying the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibit 33.

      On April 2, 2007, the  Registrant  filed a Form 10-K with the Securities
      and Exchange   Commission  that  omitted  the  Attestation  Report
      required by Regulation AB of Fremont Investment & Loan, the servicer of the mortgage loans under the pooling and servicing agreement. On April 2, 2007, the Registrant also filed a Form 12b-25, which extended the deadline to file until April 17, 2007. Fremont Investment & Loan has provided the Registrant with the Attestation Report and such report has been included in this Form 10-K/A.

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

        10 Incorporated by reference as Exhibit (4).

        31   Section 302 Certification.

        33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.2 Land America Tax and Flood Services, Inc. Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.3 Credit Risk Manager's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.2 Land America Tax and Flood Services, Inc.Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006

        34.3 Credit Risk Manager's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.4 Trustee's Annual Attestation Report on Assessment of
             Compliance with Servicing Criteria for Year End December 31, 2006.

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

     Date:  May 31, 2007





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

      10   Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

        33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.2 Land America Tax and Flood Services, Inc. Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.3 Credit Risk Manager's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        34.1 Servicer's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.2 Land America Tax and Flood Services, Inc.Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006

        34.3 Credit Risk Manager's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

        34.4 Trustee's Annual Attestation Report on Assessment of
             Compliance with Servicing Criteria for Year End December 31, 2006.

        35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2006.